Form 10-Q
period 2007-12-31
AIRGAS NOR PAC INC; AIRGAS MID SOUTH INC; AIRGAS DATA LLC; RED D ARC INC; AIRGAS GULF STATES INC; AIRGAS SOUTH INC; AIRGAS EAST INC; AIRGAS SOUTHWEST INC; AIRGAS INTERMOUNTAIN INC; AIRGAS WEST INC
filed 2008-02-11
CIK 1158052, 1158193, 1158066, 1158062, 1158050, 1158049, 1158045, 1158054, 1158051, 1158055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2007
Commission file number: 1-9344
AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

259 North Radnor-Chester Road, Suite 100
Radnor, PA	19087-5283

(Address of principal executive offices)	(ZIP code)
(610) 687-5253
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Shares of common stock outstanding at February 5, 2008: 82,484,654 shares

AIRGAS, INC.
FORM 10-Q
December 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net Sales	$1,008,045	$787,407	$2,930,427	$2,351,190

Costs and Expenses:
Cost of products sold (excluding depreciation)	479,817	378,152	1,403,349	1,147,748
Selling, distribution and administrative expenses	361,681	286,102	1,040,835	846,003
Depreciation	43,235	34,909	129,567	102,223
Amortization	4,837	2,914	11,575	6,717

Total costs and expenses	889,570	702,077	2,585,326	2,102,691

Operating Income	118,475	85,330	345,101	248,499

Interest expense, net	(23,172)	(14,743)	(68,170)	(43,073)
Discount on securitization of trade receivables	(4,379)	(3,611)	(12,736)	(10,493)
Loss on debt extinguishment	—	(12,099)	—	(12,099)
Other income, net	298	595	937	1,359

Earnings before income taxes and minority interest	91,222	55,472	265,132	184,193

Income taxes	(34,416)	(22,278)	(102,767)	(71,378)
Minority interest in earnings of consolidated affiliate	—	(711)	(3,230)	(2,134)

Net Earnings	$56,806	$32,483	$159,135	$110,681

Net Earnings Per Common Share:

Basic earnings per share	$0.69	$0.42	$1.96	$1.42

Diluted earnings per share	$0.67	$0.40	$1.90	$1.37

Weighted average shares outstanding:
Basic	82,270	78,138	81,145	77,836

Diluted	84,605	83,063	84,209	82,734

Comprehensive income	$51,974	$31,213	$158,316	$110,057

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	December 31,	March 31,
	2007	2007
ASSETS
Current Assets
Cash	$44,532	$25,931
Trade receivables, less allowances for doubtful accounts of $20,267 at December 31, 2007 and $15,692 at March 31, 2007	138,762	193,664
Inventories, net	337,302	250,308
Deferred income tax asset, net	20,957	31,004
Prepaid expenses and other current assets	55,426	48,592

Total current assets	596,979	549,499

Plant and equipment at cost	3,119,137	2,755,747
Less accumulated depreciation	(1,001,077)	(890,329)

Plant and equipment, net	2,118,060	1,865,418

Goodwill	959,955	832,162
Other intangible assets, net	106,977	62,935
Other non-current assets	31,317	23,443

Total assets	$3,813,288	$3,333,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$170,086	$146,385
Accrued expenses and other current liabilities	267,379	241,275
Current portion of long-term debt	40,554	40,296

Total current liabilities	478,019	427,956

Long-term debt, excluding current portion	1,493,901	1,309,719
Deferred income tax liability, net	402,065	373,246
Other non-current liabilities	66,875	39,963
Minority interest in affiliate	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at December 31, 2007 and March 31, 2007	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 83,610 and 79,960 shares issued at December 31, 2007 and March 31, 2007, respectively	836	799
Capital in excess of par value	451,964	341,101
Retained earnings	929,398	792,433
Accumulated other comprehensive income	3,364	4,183
Treasury stock, 1,292 common shares at cost at December 31, 2007 and March 31, 2007	(13,134)	(13,134)

Total stockholders’ equity	1,372,428	1,125,382

Total liabilities and stockholders’ equity	$3,813,288	$3,333,457

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
(In thousands)	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$159,135	$110,681
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	129,567	102,223
Amortization	11,575	6,717
Deferred income taxes	46,162	33,750
Loss (gain) on sales of plant and equipment	615	(298)
Minority interest	3,230	2,134
Stock-based compensation expense	13,165	9,932
Loss on debt extinguishment	—	12,099
Changes in assets and liabilities, excluding effects of business acquisitions:
Securitization of trade receivables	95,600	(3,200)
Trade receivables, net	15,700	(6,649)
Inventories, net	(47,145)	(13,735)
Prepaid expenses and other current assets	4,921	(11,938)
Accounts payable, trade	(2,692)	(26,945)
Accrued expenses and other current liabilities	(6,399)	(19,417)
Other non-current assets	(1,037)	(1,432)
Other non-current liabilities	(140)	(1,092)

Net cash provided by operating activities	422,257	192,830

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(192,537)	(181,792)
Proceeds from sales of plant and equipment	6,387	5,273
Business acquisitions and holdback settlements	(394,199)	(156,545)
Other, net	(1,325)	6

Net cash used in investing activities	(581,674)	(333,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	845,456	951,442
Repayment of debt	(683,328)	(827,867)
Financing costs	—	(5,103)
Premium paid on call of senior subordinate notes	—	(10,267)
Minority interest in earnings	(711)	(2,134)
Tax benefit realized from the exercise of stock options	10,079	7,053
Stock issued for the employee stock purchase plan	10,169	8,824
Proceeds from the exercise of stock options	14,461	12,163
Dividends paid to stockholders	(21,881)	(16,379)
Change in cash overdraft	3,773	17,394

Net cash provided by financing activities	178,018	135,126

Change in cash	$18,601	$(5,102)
Cash — Beginning of period	25,931	34,985

Cash — End of period	$44,532	$29,883

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) BASIS OF PRESENTATION
     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”). On July 3, 2007, the Company’s previously consolidated affiliate, National Welders Supply Company (“National Welders”), became a 100% owned subsidiary of Airgas (see Note 11). Intercompany accounts and transactions are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements do not include all disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2007.
     The preparation of financial statements requires the use of estimates. The consolidated financial statements reflect, in the opinion of management, reasonable estimates and all adjustments necessary to present fairly the Company’s results of operations, financial position and cash flows for the periods presented. The interim operating results are not necessarily indicative of the results to be expected for an entire year.
     Stock issued for the employee stock purchase plan, previously reflected as a component of net cash provided by operating activities, has been reclassified as a source of cash from financing activities to conform to the current presentation.
(2) NEW ACCOUNTING PRONOUNCEMENTS
(a) Accounting pronouncements adopted this fiscal year
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, (“SFAS 155”). SFAS 155 addresses the application of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to beneficial interests in securitized financial assets. The Company adopted SFAS 155 effective April 1, 2007, as required. The Company evaluated SFAS 155 and determined that there was no impact on its results of operations, financial position and liquidity.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, (“SFAS 156”). SFAS 156 requires that an entity recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The Company adopted SFAS 156 effective April 1, 2007, as required. The adoption of SFAS 156 did not have a material impact on the Company’s results of operations, financial position and liquidity.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two-step tax position evaluation process prescribed in FIN 48. The Company adopted FIN 48 on April 1, 2007, as required. See Note 7 for a further discussion of the impact of FIN 48 on the Company’s consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) NEW ACCOUNTING PRONOUNCEMENTS- (Continued)
(b) Accounting pronouncements not yet adopted
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to the fair value requirements as applicable in other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(revised), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. SFAS 141(R) is effective as of the beginning of the first fiscal year beginning after December 15, 2008 and early adoption is prohibited. The Company will adopt SFAS 141(R) beginning in the first quarter of fiscal 2010. The standard will change the Company’s accounting for business combinations on a prospective basis.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity, rather than as a liability or in the mezzanine section between liabilities and equity. SFAS 160 is effective as of the beginning of the first fiscal year beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact on the consolidated financial statements.
(3) ACQUISITIONS
     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Fiscal 2008
     During the nine months ended December 31, 2007, the Company purchased 15 businesses, including 12 associated with the distribution of packaged gases and related hardgoods products. The largest of these acquisitions was the June 30, 2007 acquisition of most of the U.S. packaged gas operations (“Linde Packaged Gas”) of Linde AG (“Linde”) for $310 million in cash. The operations acquired included 130 locations

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) ACQUISITIONS- (Continued)
in 18 states, with more than 1,400 employees, and generated approximately $346 million in revenues for the year ended December 31, 2006. Of the 130 locations acquired, 113 locations were merged into the operations of seven regional operating companies in the Distribution business segment while 17 branches were merged into the operations of National Welders. A total of $77 million in cash was paid for the 11 other acquired packaged gas distributors and the settlement of holdback liabilities related to prior year acquisitions. These packaged gas distributors had aggregate annual revenues of approximately $88 million. The remaining three acquisitions were purchased for $7 million in cash and had combined annual revenues of approximately $13 million. These acquisitions are included in the All Other Operations business segment. The Company acquired the 15 businesses to expand its geographic coverage and strengthen its national network of branch-store locations.
Purchase Price Allocation
     The aggregate cash paid for the fiscal 2008 acquisitions and the settlement of holdback liabilities associated with certain prior year acquisitions was $394 million. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of each respective acquisition. Certain purchase price allocations continue to be based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses.
     The purchase agreements related to Linde Packaged Gas and the March 2007 acquisition of certain operations of Linde’s U.S. bulk gas business (“Linde Bulk Gas”) provide that for federal income tax purposes, the Company and Linde must agree on the purchase price allocation within a defined time period. In the third quarter, in addition to other allocation adjustments, the Company lowered its fair value estimates with respect to the Linde Bulk Gas air separation plants and vehicles by $39 million. There was a corresponding increase in goodwill of $24 million and an increase in the value assigned to a customer list of $15 million. Airgas and Linde have agreed on the Linde Bulk Gas purchase price allocation and have mutually agreed to extend the time period to agree on the Linde Packaged Gas purchase price allocation. The Company does not expect a material difference in the Linde Packaged Gas allocation; however, the final purchase price allocation may differ from the amounts included in the accompanying consolidated financial statements. Goodwill associated with these acquisitions is deductible for income taxes.
     The table below summarizes the allocation of the purchase price of all fiscal 2008 acquisitions as well as adjustments related to prior year acquisitions.

			Remaining
	Linde Packaged	Linde Bulk	Acquisitions
(In thousands)	Gas	Gas	and Adjustments	Total
Current assets, net	$82,295	$4,983	$21,013	$108,291
Property and equipment	209,943	(51,100)	20,835	179,678
Goodwill	53,244	25,500	46,195	124,939
Other intangible assets	17,829	20,585	17,571	55,985
Current liabilities	(44,785)	713	(11,506)	(55,578)
Long-term liabilities	(8,526)	(681)	(9,909)	(19,116)

Total cash consideration	$310,000	$—	$84,199	$394,199

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) ACQUISITIONS- (Continued)
     The Company established and continues to finalize a plan to integrate Linde Packaged Gas into its regional company structure. The costs expected to be incurred in connection with this plan principally consist of one-time severance benefits to acquired employees who are involuntarily terminated and facility exit related costs associated with exiting certain acquired facilities that overlap with the Company’s current operations. Unresolved matters related to the Company’s integration plan primarily relate to finalizing estimates associated with closing former Linde locations. The table below summarizes the liabilities established through purchase accounting, adjustments to these liabilities based on revisions to the Company’s integration plan and the related payments made during fiscal 2008:

				Total
	Severence		Other Integration	Integration
(In thousands)	Accruals	Facility Exit Accruals	Accruals	Accruals
Amounts orginally included in purchase accounting	$5,265	$5,700	$—	$10,965
Payments	(788)	(319)	(834)	(1,941)
Adjustments	1,458	(431)	4,293	5,320

December 31, 2007 Balance	$5,935	$4,950	$3,459	$14,344

     The Company recognized liabilities of $6.7 million for severance related to employee terminations, $5.3 million for facility-related exit costs and $4.3 million for other integration obligations. The Company plans to complete the headcount reductions and the exiting of former Linde facilities by December 31, 2008. The facility-related costs principally reflect accruals associated with non-cancelable lease obligations, the majority of which are associated with the former Linde corporate headquarters. In connection with leased locations that are closed, the Company will generally pursue a negotiated early termination of the lease or sublease the vacated locations through the remaining lease term. Non-cancelable lease obligations extend up to 10 years. Owned properties that are closed will be held for sale. Other integration obligations principally reflect an estimated $3 million multi-employer pension plan withdrawal liability associated with exiting a Linde location and the termination of a union contract.
Pro Forma Operating Results
     The following represents unaudited pro forma operating results as if the fiscal 2008 acquisitions occurred on April 1, 2007 and the fiscal 2007 acquisitions occurred on April 1, 2006. The pro forma results were prepared from financial information obtained from the sellers of the businesses as well as information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of the businesses acquired were limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include benefits associated with anticipated synergies related to combining the businesses or integration costs. The pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2006 or of results that may occur in the future.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) ACQUISITIONS- (Continued)

	Nine Months Ended
	December 31,
(In thousands, except per share amounts)	2007	2006
Net sales	$3,067,375	$2,894,354
Net earnings	160,484	118,697

Diluted earnings per share	$1.92	$1.47
(4) TRADE RECEIVABLES SECURITIZATION
     The Company participates in a securitization agreement with three commercial banks to which it sells, on a revolving basis, qualifying trade receivables. In December 2007, the Company amended the agreement adding its 100% owned subsidiaries, National Welders and Airgas Merchant Gases, LLC, as originators of trade receivables and expanded the size of the facility to $360 million. The agreement will expire in March 2010, but may be renewed subject to renewal provisions contained in the agreement. During the nine months ended December 31, 2007, the Company sold $2,737 million of trade receivables and remitted to the bank conduits, pursuant to a servicing agreement, $2,641 million in collections on those receivables. The amount of receivables sold under the agreement was $360 million at December 31, 2007 and $264 million at March 31, 2007.
     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended by SFAS 156. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded based on the receivables’ previous carrying value. Subordinated retained interests of approximately $121 million, net of an allowance for doubtful accounts of $19 million, and $141 million, net of an allowance for doubtful accounts of $14 million, are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at December 31, 2007 and March 31, 2007, respectively. On a monthly basis, management measures the fair value of the retained interest based on management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the subordinated interest that continues to be held by the Company. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits are designed to approximate the costs of collections. Accordingly, the net servicing asset is immaterial.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) INVENTORIES, NET
     Inventories, net, consist of:

	December 31,	March 31,
(In thousands)	2007	2007
Hardgoods	$279,410	$218,348
Gases	57,892	31,960

	$337,302	$250,308

     Hardgoods inventories in the table above accounted for under the LIFO inventory method totaled $51 million at December 31, 2007 and $37 million at March 31, 2007. The balance of the hardgoods inventories is valued using the FIFO inventory method. If the FIFO inventory method had been used for all of the Company’s hardgoods inventories, the carrying value of the inventory would have been $8.4 million higher at December 31, 2007 and $7.5 million higher at March 31, 2007. Substantially all of the inventories are finished goods.
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
     The valuations of other intangible assets and the resulting goodwill from recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. Changes in the carrying amount of goodwill for the nine months ended December 31, 2007 reflect recent acquisitions, revisions to preliminary estimates of fair values of assets and liabilities acquired and the allocation of purchase price associated with Linde Bulk Gas and Linde Packaged Gas to each business segment and were as follows:

		All Other
	Distribution	Operations
	Business	Business
(In thousands)	Segment	Segment	Total
Balance at March 31, 2007	$564,675	$267,487	$832,162
Acquisitions	159,954	(35,015)	124,939
Other adjustments	2,689	165	2,854

Balance at December 31, 2007	$727,318	$232,637	$959,955

     Other intangible assets amounted to $107 million and $63 million, net of accumulated amortization of $63 million and $52 million at December 31, 2007 and March 31, 2007, respectively. These intangible assets primarily consist of acquired customer lists amortized principally over 7 to 11 years and non-compete agreements entered into in connection with business combinations, which are amortized over the term of the agreements. There are no expected residual values related to these intangible assets. Intangible assets also include trade names with indefinite useful lives valued at $1.3 million. Estimated future amortization expense by fiscal year is as follows: remainder of 2008 - $4.8 million; 2009 — $16.2 million; 2010 — $15.5 million; 2011 — $15.1 million; 2012 - $13.9 million; and $40.2 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) GOODWILL AND OTHER INTANGIBLE ASSETS - (Continued)
     SFAS No. 142, Goodwill and Other Intangible Assets, requires the Company to perform an assessment at least annually of the carrying value of goodwill associated with each of its reporting units. The Company has elected to perform its annual assessment as of October 31 of each year. As of October 31, 2007, the Company determined the implied fair value of each of its reporting units using discounted cash flow analyses and compared such values to the carrying value of each of the respective reporting units. This annual assessment indicated that the Company’s carrying value of goodwill was not impaired.
(7) INCOME TAXES
     In July 2006, the FASB issued FIN 48, which provides guidance on how a company should recognize, measure and disclose in its financial statements uncertain income tax positions. Under FIN 48, a company should not recognize the financial statement benefit for an uncertain income tax position unless it is “more likely than not” that the position is sustainable.
     The adoption of FIN 48 on April 1, 2007 resulted in the Company recording a $289 thousand incremental liability for unrecognized tax benefits and a corresponding reduction in retained earnings. Upon adoption and as of December 31, 2007, the Company’s $11 million liability for unrecognized tax benefits included $2 million of accrued interest and penalties. The liability for unrecognized tax benefits, net of a deferred federal income tax benefit, totaled $7 million and would impact the effective income tax rate if recognized. The gross liability for unrecorded tax benefits was recorded as a non-current liability and the related deferred federal income tax benefit was recorded as a non-current asset.
     Consistent with past practice, the Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense.
     The Company files income tax returns in the United States and foreign jurisdictions. The Company also files income tax returns in every state in which the Company does business. The Company is currently under audit by the IRS for the years ended March 31, 2006 and 2005 and is not under examination in any significant foreign, state, or local tax jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2004 and with limited exceptions, the Company is no longer subject to state, local, or foreign income tax examinations by tax authorities for years before 2003.
     For the three months ended December 31, 2007, the effective income tax rate was 37.7% of pre-tax earnings as compared to 40.2% in the prior year quarter. The lower tax rate in the current quarter reflects a one-time tax benefit of $1.3 million associated with a change in the Texas state income tax law. The prior year quarter tax rate reflects the absence of state tax benefits associated with the loss on the extinguishment of debt. For both nine month periods ended December 31, 2007 and 2006, the effective tax rate was 38.8%.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities include:

	December 31,	March 31,
(In thousands)	2007	2007
Accrued payroll and employee benefits	$76,463	$71,685
Business insurance reserves	25,882	26,390
Health insurance reserves	8,613	8,446
Taxes other than income taxes	17,385	14,771
Cash overdraft	60,829	57,056
Deferred cylinder lease income	20,629	19,797
Other accrued expenses and current liabilities	57,578	43,130

	$267,379	$241,275

(9) INDEBTEDNESS
     Long-term debt consists of:

	December 31,	March 31,
(In thousands)	2007	2007
Revolving credit borrowings	$813,936	$489,398
Term loan	510,000	577,500
Money market loans	30,000	30,000
Senior subordinated notes	150,000	150,000
Acquisition and other notes	30,519	17,440
National Welders debt	—	85,677

Total long-term debt	1,534,455	1,350,015
Less current portion of long-term debt	(40,554)	(40,296)

Long-term debt, excluding current portion	$1,493,901	$1,309,719

The aggregate maturities of long-term debt at December 31, 2007 are as follows:

(In thousands)	Debt Maturities
December 31, 2008	$40,554
March 31, 2009	25,338
March 31, 2010	100,110
March 31, 2011	239,856
March 31, 2012	976,623
Thereafter	151,974

$1,534,455

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) INDEBTEDNESS — (Continued)
Revolving Credit Borrowings and Term Loan
     As of December 31, 2007, the Company maintains a senior credit facility with a syndicate of lenders. The $1.7 billion senior unsecured credit facility (the “Credit Facility”) permits the Company to borrow up to $1,066 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $40 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Facility to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million term loan was used to finance the Linde Bulk Gas acquisition that closed on March 9, 2007. The Credit Facility will mature on July 25, 2011.
     As of December 31, 2007, the Company had approximately $1,324 million of borrowings under the Credit Facility: $788 million under the U.S. dollar revolver, C$26 million (U.S. $26 million) under the Canadian dollar revolver and $510 million under the term loan. The term loan is repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments on the term loan are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. The Company also had outstanding letters of credit of $35 million issued under the Credit Facility. The U.S. dollar borrowings and the term loan bear interest at the London Interbank Offered Rate (“LIBOR”) plus 75 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 75 basis points. As of December 31, 2007, the average effective interest rates on the U.S. dollar borrowings, the rate on the term loan and the average rate on the Canadian dollar borrowings were 5.73%, 5.58%, and 5.61%, respectively.
     As of December 31, 2007, approximately $243 million remained available under the U.S. dollar revolving credit line and approximately C$14 million (U.S. $14 million) remained available under the Canadian dollar revolving credit line. As of December 31, 2007, the financial covenants of the Credit Facility do not limit the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity, guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2008, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2007, the Company had an outstanding advance under the agreement of $30 million, which bears interest at 5.55%.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) INDEBTEDNESS — (Continued)
     The Company also entered into an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The advances are generally for overnight or up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2007, there were no short-term advances outstanding under this agreement.
Refinancing of National Welders Debt
     Effective July 3, 2007, the Company amended its Credit Facility to increase the size of its U.S. dollar revolving credit line by $100 million to $1,066 million. As discussed in Note 11, National Welders became a 100% owned subsidiary of the Company on July 3, 2007. Concurrently, National Welders’ debt of $87.5 million was refinanced by the Company under the expanded U.S. dollar revolving credit line.
(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.
     At December 31, 2007, the Company had nineteen fixed interest rate swap agreements with a notional amount of $602 million. These swaps effectively convert $602 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At December 31, 2007, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.94% and receive variable interest payments from the counterparties based on a weighted average variable rate of 4.99%. The remaining terms of each of these swap agreements range from 5 to 33 months. During fiscal 2008, the fair value of the fixed interest rate swap agreements declined, and the Company recorded a corresponding decrease to “Accumulated Other Comprehensive Income” of $10.1 million. A net loss related to the ineffectiveness of the hedging relationship was recognized as interest expense and was insignificant.
     A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at December 31, 2007, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $3 million.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) NATIONAL WELDERS EXCHANGE TRANSACTION
     Since the December 2003 adoption of Interpretation No. 46R, Consolidation of Variable Interest Entities, the Company’s National Welders joint venture has been consolidated with the operations of the Company. As a consolidated entity, the assets and liabilities of the joint venture were included with the Company’s assets and liabilities and the preferred stockholders’ interest in those assets and liabilities was reflected as “Minority interest in affiliate” on the Company’s Consolidated Balance Sheet. Likewise, the operating results of the joint venture were reflected broadly across the Consolidated Statement of Earnings with the preferred stockholders’ proportionate share of the joint venture’s operating results reflected, net of tax, as “Minority interest in earnings of consolidated affiliate.”
     On July 3, 2007, the preferred stockholders of the National Welders joint venture exchanged their preferred stock for common stock of Airgas (the “NWS Exchange Transaction”). The Company issued 2.471 million shares of Airgas common stock to the preferred stockholders in exchange for all 3.2 million preferred shares of National Welders. As part of the negotiated exchange, in addition to the shares of Airgas common stock the preferred stockholders had the option to acquire, the Company issued an additional 144 thousand Airgas common shares (included in the 2.471 million shares) to the preferred stockholders, which resulted in a one-time net after-tax charge of $2.5 million, or $0.03 per diluted share. The net after-tax charge was reflected in the Consolidated Statement of Earnings as “Minority interest in earnings of consolidated affiliate” and consisted of $7 million related to the additional shares issued net of the reversal of a deferred tax liability related to the undistributed earnings of the National Welders joint venture of $4.5 million. Upon the exchange, National Welders became a 100% owned subsidiary of Airgas.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) STOCKHOLDERS’ EQUITY
     Changes in stockholders’ equity were as follows:

	Shares of
	Common
	Stock $0.01	Treasury
(In thousands of shares)	Par Value	Stock
Balance—March 31, 2007	79,960	1,292
Common stock issuance (a),(b)	3,650	—

Balance—December 31, 2007	83,610	1,292

				Accumulated
		Capital in		Other
	Common	Excess of	Retained	Comprehensive	Treasury	Comprehensive
(In thousands)	Stock	Par Value	Earnings	Income (Loss)	Stock	Income
Balance — March 31, 2007	$799	$341,101	$792,433	$4,183	$(13,134)
Cumulative effect adjustment to retained earnings for the adoption of FIN 48			(289)
Net earnings			159,135			159,135
Common stock issuance — employee benefit plans (a)	12	24,618
Common stock issuance — NWS exchange transaction (b)	25	63,832
Tax benefit from stock option exercises		10,079
Foreign currency translation adjustment				5,779		5,779
Dividends paid on common stock ($0.27 per share)			(21,881)
Stock-based compensation (c)		12,334
Net change in fair value of interest rate swap agreements				(10,132)		(10,132)
Net tax benefit of comprehensive income items				3,534		3,534

Balance — December 31, 2007	$836	$451,964	$929,398	$3,364	$(13,134)	$158,316

(a)	Issuance of common stock for stock option exercises and purchases through the employee stock purchase plan.

(b)	Issuance of common stock in exchange for the preferred stock of National Welders (see Note 11).

(c)	The Company recognized compensation expense with a corresponding amount recorded to Capital in excess of par value.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) STOCK-BASED COMPENSATION
     In accordance with SFAS No. 123R, Share-Based Payment, (“SFAS 123R”), the Company recognizes stock-based compensation expense for its stock option plans and employee stock purchase plan. The following table summarizes stock-based compensation expense recognized by the Company in the three and nine-month periods ended December 31, 2007 and 2006:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(In thousands)	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Stock-based compensation expense related to:
Stock option plans	$2,119	$2,406	$10,245	$7,610
Employee stock purchase plan - options to purchase stock	1,017	994	2,920	2,322

	3,136	3,400	13,165	9,932
Tax benefit	(967)	(920)	(4,207)	(2,881)

Net stock-based compensation expense	$2,169	$2,480	$8,958	$7,051

     The pre-tax compensation expense was included in Selling, distribution and administrative expenses in the Consolidated Statements of Earnings.
     The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R. The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2007 and 2006 was $15.27 and $13.74, respectively.
Summary of Stock Option Activity
     The following table summarizes the stock option activity during the nine months ended December 31, 2007:
2006 Equity Incentive Plan — Stock Option Activity

	Number of
	Stock Options	Weighted Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2007	6,883	$19.12
Granted	1,083	$43.94
Exercised	(880)	$16.44
Forfeited	(92)	$31.94

Outstanding at December 31, 2007	6,994	$23.39

Vested or expected to vest at December 31, 2007	6,295	$23.39

Exercisable at December 31, 2007	4,667	$17.10

     A total of 11.8 million shares of common stock were authorized under the 2006 Equity Incentive Plan and predecessor plans, of which 3.5 million shares were available for issuance at December 31, 2007.
     As of December 31, 2007, $22.3 million of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted average vesting period of 1.8 years.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) STOCK-BASED COMPENSATION - (Continued)
Employee Stock Purchase Plan
     The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 1.5 million shares were available for issuance at December 31, 2007. During the nine months ended December 31, 2007 and 2006, the Company granted 404 thousand and 396 thousand options to purchase common stock under the ESPP, respectively.
     Compensation expense under SFAS 123R is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $9.59 and $8.30 for the nine months ended December 31, 2007 and 2006, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model.
The following table summarizes the activity of the ESPP during the nine months ended December 31, 2007:
ESPP — Purchase Option Activity

	Number of
	Purchase Options	Weighted Average
	(In thousands)	Exercise Price
Outstanding at March 31, 2007	103	$30.86
Granted	404	$35.56
Exercised	(299)	$34.05

Outstanding at December 31, 2007	208	$35.56

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and the Company’s ESPP. The calculation of diluted earnings per share also assumes the conversion of National Welders’ preferred stock to Airgas common stock for periods prior to the July 3, 2007 NWS Exchange Transaction (see Note 11).
     The table below presents the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2007	2006	2007	2006
Basic Earnings per Share Computation
Numerator
Net earnings	$56,806	$32,483	$159,135	$110,681

Denominator
Basic shares outstanding	82,270	78,138	81,145	77,836

Basic earnings per share	$0.69	$0.42	$1.96	$1.42

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2007	2006 (a)	2007 (b)	2006 (a)
Diluted Earnings per Share Computation
Numerator
Net earnings	$56,806	$32,483	$159,135	$110,681
Plus: Preferred stock dividends	—	711	711	2,134
Plus: Income taxes on earnings of National Welders	—	252	245	729

Net earnings assuming preferred stock conversion	$56,806	$33,446	$160,091	$113,544

Denominator
Basic shares outstanding	82,270	78,138	81,145	77,836

Incremental shares from assumed conversions:
Stock options and options under the employee stock purchase plan	2,335	2,598	2,277	2,571
Preferred stock of National Welders	—	2,327	787	2,327

Diluted shares outstanding	84,605	83,063	84,209	82,734

Diluted earnings per share	$0.67	$0.40	$1.90	$1.37

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) EARNINGS PER SHARE — (Continued)
(a)	Prior to the July 3, 2007 NWS Exchange Transaction, the preferred stockholders of National Welders had the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or for approximately 2.3 million shares of Airgas common stock. If Airgas common stock had a market value of $24.45 per share or greater, exchange of the preferred stock was assumed because it provided greater value to the preferred stockholders. Based on the assumed exchange of the preferred stock for Airgas common stock, the 2.3 million shares were included in the diluted shares outstanding.

The National Welders preferred stockholders earned a 5% dividend, recognized as “Minority interest in earnings of consolidated affiliate.” Upon the exchange of the preferred stock for Airgas common stock, the dividend would no longer be paid to the preferred stockholders, resulting in additional net earnings for Airgas. For the periods in which the exchange was assumed, the 5% preferred stock dividend was added back to net earnings in the diluted earnings per share computation.

For periods prior to the NWS Exchange Transaction, the earnings of National Welders for tax purposes were treated as a deemed dividend to Airgas, net of an 80% dividend exclusion. Upon the exchange of National Welders preferred stock for Airgas common stock, National Welders would become a 100% owned subsidiary of Airgas. As a 100% owned subsidiary, the net earnings of National Welders would not be subject to additional tax at the Airgas level. For the periods in which the exchange was assumed, the additional tax was added back to net earnings in the diluted earnings per share computation.

(b)	The diluted earnings per share computation for the nine month period ended December 31, 2007 includes the effect of the items described in (a) above, of which the exchange shares have been weighted to reflect the impact of the exchange transaction.
(15) COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES
Litigation
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16) SUMMARY BY BUSINESS SEGMENT
     Information related to the Company’s business segments for the three and nine months ended December 31, 2007 and 2006 is as follows:

		Three Months Ended				Three Months Ended
	December 31, 2007				December 31, 2006
		All				All
		Other				Other
(In thousands)	Dist.	Ops.	Elim.	Combined	Dist.	Ops.	Elim.	Combined
Gas and rent	$458,082	$179,213	$(42,128)	$595,167	$351,431	$113,554	$(14,194)	$450,791
Hardgoods	384,659	30,329	(2,110)	412,878	314,371	23,499	(1,254)	336,616

Total net sales	842,741	209,542	(44,238)	1,008,045	665,802	137,053	(15,448)	787,407

Cost of products sold, excluding deprec. expense	421,305	102,750	(44,238)	479,817	329,951	63,649	(15,448)	378,152
Selling, distribution and administrative expenses	288,419	73,262	—	361,681	238,728	47,374	—	286,102
Depreciation	34,431	8,804	—	43,235	28,198	6,711	—	34,909
Amortization	3,961	876	—	4,837	2,286	628	—	2,914

Operating income	$94,625	$23,850	$—	$118,475	$66,639	$18,691	$—	$85,330

		Nine Months Ended				Nine Months Ended
	December 31, 2007				December 31, 2006
		All				All
		Other				Other
(In thousands)	Dist.	Ops.	Elim.	Combined	Dist.	Ops.	Elim.	Combined
Gas and rent	$1,316,798	$523,957	$(113,096)	$1,727,659	$1,026,411	$355,323	$(42,185)	$1,339,549
Hardgoods	1,123,345	84,566	(5,143)	1,202,768	945,971	69,586	(3,916)	1,011,641

Total net sales	2,440,143	608,523	(118,239)	2,930,427	1,972,382	424,909	(46,101)	2,351,190

Cost of products sold, excluding deprec. expense	1,222,831	298,757	(118,239)	1,403,349	991,304	202,545	(46,101)	1,147,748
Selling, distribution and administrative expenses	834,342	206,493	—	1,040,835	704,227	141,776	—	846,003
Depreciation	98,449	31,118	—	129,567	80,744	21,479	—	102,223
Amortization	9,081	2,494	—	11,575	5,164	1,553	—	6,717

Operating income	$275,440	$69,661	$—	$345,101	$190,943	$57,556	$—	$248,499

	December 31, 2007				March 31, 2007
		All				All
		Other				Other
(In thousands)	Dist.	Ops.	Elim.	Combined	Dist.	Ops.	Elim.	Combined
Total Assets	$2,873,312	$939,976	$—	$3,813,288	$2,401,500	$931,957	$—	$3,333,457

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(17) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Taxes
     Cash paid for interest and income taxes was as follows:

	Nine Months Ended
	December 31,
(In thousands)	2007	2006
Interest paid	$68,318	$51,193
Discount on securitization	12,736	10,493
Income taxes (net of refunds)	35,211	42,367
Significant Non-cash Investing and Financing Transactions
     In connection with the NWS Exchange Transaction (see Note 11), the Company issued 2.471 million shares of common stock in a non-cash transaction in exchange for the preferred stock of National Welders.
     In an acquisition consummated during the nine months ended December 31, 2007, a seller of a business provided direct financing in the form of a $5 million note payable by the Company. Payment of the note will be reflected in the Consolidated Statement of Cash Flows when the cash is paid. In addition, the Company assumed capital lease obligations of $1.8 million in connection with an acquisition.
     During the nine months ended December 31, 2007, the Company purchased $12 million of rental welders, which were financed directly by a vendor. The vendor financing was reflected as debt on the Consolidated Balance Sheet. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.
(18) SUBSEQUENT EVENT
Dividend Declaration
     On January 28, 2008, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share, representing a 33% increase from the previous quarterly dividend rate per share of $0.09. The dividend will be payable March 31, 2008 to stockholders of record as of March 13, 2008.
Acquisition Agreements
     On January 3, 2008, the Company announced that it acquired Pima Welding Supply located in Tucson, AZ. Pima Welding Supply is an industrial gas and welding supply distributor which had sales of approximately $5 million for the twelve month period ended June 30, 2007. Effective January 1, 2008, the business was combined with Airgas West, one of the regional companies within Airgas.
     On February 4, 2008, the Company announced that it acquired Merriam-Graves Corporation with 25 locations in New York and New England. Merriam-Graves Corporation is an industrial, medical and specialty gas and related supply distributor which had approximately $47 million of annual revenues for 2007. Effective February 1, 2008, the business was combined with Airgas East, one of the regional companies within Airgas.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(19) SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its senior subordinated notes (the “Notes”) are guaranteed by the Company’s 100% owned domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s foreign holdings and the bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. The claims of the creditors of the Non-guarantors have priority over the rights of the Company to receive dividends or distributions from the Non-guarantors.
     As disclosed in Note 11, National Welders, which was previously classified as a Non-guarantor in the condensed consolidating financial information, became a 100% owned subsidiary of the Company and, with the October 31, 2007 execution of a supplemental indenture to the Notes, National Welders became a guarantor. Accordingly, the December 31, 2007 balance sheet, statement of earnings and cash flows of National Welders are reflected with the Guarantors in the condensed consolidating financial information below. Additionally, the condensed consolidating information for periods prior to October 31, 2007 has been restated to also reflect the balance sheet, statement of earnings and cash flows of National Welders as a Guarantor.
     Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of December 31, 2007 and March 31, 2007 and for the nine months ended December 31, 2007 and 2006. On the Condensed Consolidating Statement of Cash Flows for the nine months ended December 31, 2006, stock issued for the employee stock purchase plan, which previously was reflected as net cash provided by operating activities has been reclassified as a source of cash from financing activities.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet
December 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$41,544	$2,988	$—	$44,532
Trade receivables, net	—	11,735	127,027	—	138,762
Intercompany receivable (payable)	—	(9,001)	9,001	—	—
Inventories, net	—	328,006	9,296	—	337,302
Deferred income tax asset, net	11,942	12,974	(3,959)	—	20,957
Prepaid expenses and other current assets	7,349	47,084	993	—	55,426

Total current assets	19,291	432,342	145,346	—	596,979

Plant and equipment, net	15,849	2,059,631	42,580	—	2,118,060
Goodwill	—	941,934	18,021	—	959,955
Other intangible assets, net	—	106,141	836	—	106,977
Investments in subsidiaries	3,007,119	—	—	(3,007,119)	—
Other non-current assets	18,740	12,543	34	—	31,317

Total assets	$3,060,999	$3,552,591	$206,817	$(3,007,119)	$3,813,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$875	$165,797	$3,414	$—	$170,086
Accrued expenses and other current liabilities	100,546	162,672	4,161	—	267,379
Current portion of long-term debt	30,000	8,993	1,561	—	40,554

Total current liabilities	131,421	337,462	9,136	—	478,019

Long-term debt, excluding current portion	1,447,600	17,473	28,828	—	1,493,901
Deferred income tax liability, net	(18,277)	410,600	9,742	—	402,065
Intercompany (receivable) payable	102,361	33,222	(135,583)	—	—
Other non-current liabilities	25,466	38,766	2,643	—	66,875
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	836	—	—	—	836
Capital in excess of par value	451,964	1,592,919	8,224	(1,601,143)	451,964
Retained earnings	929,398	1,120,725	275,659	(1,396,384)	929,398
Accumulated other comprehensive income	3,364	1,794	8,168	(9,962)	3,364
Treasury stock	(13,134)	(370)	—	370	(13,134)

Total stockholders’ equity	1,372,428	2,715,068	292,051	(3,007,119)	1,372,428

Total liabilities and stockholders’ equity	$3,060,999	$3,552,591	$206,817	$(3,007,119)	$3,813,288

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Cash	$—	$25,249	$682	$—	$25,931
Trade receivables, net	—	35,799	157,865	—	193,664
Intercompany receivable (payable)	—	1,177	(1,177)	—	—
Inventories, net	—	243,222	7,086	—	250,308
Deferred income tax asset, net	22,342	12,621	(3,959)	—	31,004
Prepaid expenses and other current assets	17,878	30,876	(162)	—	48,592

Total current assets	40,220	348,944	160,335	—	549,499

Plant and equipment, net	15,990	1,817,558	31,870	—	1,865,418
Goodwill	—	818,117	14,045	—	832,162
Other intangible assets, net	—	62,664	271	—	62,935
Investments in subsidiaries	2,558,871	—	—	(2,558,871)	—
Other non-current assets	8,408	14,962	73	—	23,443

Total assets	$2,623,489	$3,062,245	$206,594	$(2,558,871)	$3,333,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$849	$141,361	$4,175	$—	$146,385
Accrued expenses and other current liabilities	89,651	145,671	5,953	—	241,275
Current portion of long-term debt	30,000	9,567	729	—	40,296

Total current liabilities	120,500	296,599	10,857	—	427,956

Long-term debt, excluding current portion	1,198,400	91,935	19,384	—	1,309,719
Deferred income tax liability, net	(3,704)	370,212	6,738	—	373,246
Intercompany (receivable) payable	176,448	(93,268)	(83,180)	—	—
Other non-current liabilities	6,463	29,966	3,534	—	39,963
Minority interest in affiliate	—	57,191	—	—	57,191
Commitments and contingencies

Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	799	—	—	—	799
Capital in excess of par value	341,101	1,358,547	8,221	(1,366,768)	341,101
Retained earnings	792,433	950,992	237,466	(1,188,458)	792,433
Accumulated other comprehensive income	4,183	441	3,574	(4,015)	4,183
Treasury stock	(13,134)	(370)	—	370	(13,134)

Total stockholders’ equity	1,125,382	2,309,610	249,261	(2,558,871)	1,125,382

Total liabilities and stockholders’ equity	$2,623,489	$3,062,245	$206,594	$(2,558,871)	$3,333,457

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Nine Months Ended
December 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net Sales	$—	$2,897,894	$32,533	$—	$2,930,427
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	1,394,533	8,816	—	1,403,349
Selling, distribution and administrative expenses	159	1,017,347	23,329	—	1,040,835
Depreciation	3,599	123,114	2,854	—	129,567
Amortization	15	11,559	1	—	11,575

Operating Income (Loss)	(3,773)	351,341	(2,467)	—	345,101

Interest expense, net	(66,768)	(423)	(979)	—	(68,170)
(Discount) gain on securitization of trade receivables	—	(74,561)	61,825	—	(12,736)
Other income, net	254	584	99	—	937

Earnings (loss) before income taxes and minority interest	(70,287)	276,941	58,478	—	265,132
Income tax benefit (expense)	24,075	(106,535)	(20,307)	—	(102,767)
Minority interest in earnings of consolidated affiliate	(2,519)	(711)	—	—	(3,230)
Equity in earnings of subsidiaries	207,866	—	—	(207,866)	—

Net Earnings	$159,135	$169,695	$38,171	$(207,866)	$159,135

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Consolidating Statement of Earnings
Nine Months Ended
December 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net Sales	$—	$2,322,607	$28,583	$—	$2,351,190
Costs and Expenses:
Cost of products sold (excluding depreciation)	—	1,138,831	8,917	—	1,147,748
Selling, distribution and administrative expenses	5,480	821,652	18,871	—	846,003
Depreciation	4,666	95,244	2,313	—	102,223
Amortization	—	6,717	—	—	6,717

Operating Income (Loss)	(10,146)	260,163	(1,518)	—	248,499

Interest (expense) income, net	(55,245)	12,933	(761)	—	(43,073)
(Discount) gain on securitization of trade receivables	—	(59,696)	49,203	—	(10,493)
Loss on debt extinguishment	(12,099)	—	—	—	(12,099)
Other income (expense), net	(156)	627	888	—	1,359

Earnings (loss) before income taxes and minority interest	(77,646)	214,027	47,812	—	184,193
Income tax benefit (expense)	26,772	(81,583)	(16,567)	—	(71,378)
Minority interest in earnings of consolidated affiliate	—	(2,134)	—	—	(2,134)
Equity in earnings of subsidiaries	161,555	—	—	(161,555)	—

Net Earnings	$110,681	$130,310	$31,245	$(161,555)	$110,681

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended
December 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(12,322)	$376,703	$57,876	$—	$422,257

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,461)	(183,609)	(5,467)	—	(192,537)
Proceeds from sales of plant and equipment	6	6,184	197	—	6,387
Business acquisitions and holdback settlements	—	(394,199)	—	—	(394,199)
Other, net	(18)	6,867	(8,174)	—	(1,325)

Net cash used in investing activities	(3,473)	(564,757)	(13,444)	—	(581,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	815,614	19,565	10,277	—	845,456
Repayment of debt	(588,727)	(94,601)	—	—	(683,328)
Minority interest in earnings	—	(711)	—	—	(711)
Tax benefit realized from the exercise of stock options	10,079	—	—	—	10,079
Stock issued for the employee stock purchase plan	10,169	—	—	—	10,169
Proceeds from the exercise of stock options	14,461	—	—	—	14,461
Dividends paid to stockholders	(21,881)	—	—	—	(21,881)
Change in cash overdraft	3,773	—	—	—	3,773
Intercompany	(227,693)	280,096	(52,403)	—	—

Net cash provided by (used in) financing activities	15,795	204,349	(42,126)	—	178,018

CHANGE IN CASH	$—	$16,295	$2,306	$—	$18,601
Cash — Beginning of period	—	25,249	682	—	25,931

Cash — End of period	$—	$41,544	$2,988	$—	$44,532

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended
December 31, 2006

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(110,633)	$294,479	$8,984	$—	$192,830

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,754)	(174,297)	(4,741)	—	(181,792)
Proceeds from sales of plant and equipment	224	4,890	159	—	5,273
Business acquisitions and holdback settlements	—	(156,545)	—	—	(156,545)
Other, net	(625)	680	(49)	—	6

Net cash used in investing activities	(3,155)	(325,272)	(4,631)	—	(333,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	899,411	52,031	—	—	951,442
Repayment of debt	(766,126)	(59,596)	(2,145)	—	(827,867)
Financing costs	(5,103)	—	—	—	(5,103)
Premium paid on call of senior subordinated notes	(10,267)	—	—	—	(10,267)
Minority interest in earnings	—	(2,134)	—	—	(2,134)
Tax benefit realized from the exercise of stock options	7,053	—	—	—	7,053
Stock issued for the employee stock purchase plan	8,824	—	—	—	8,824
Proceeds from exercise of stock options	12,163	—	—	—	12,163
Dividends paid to stockholders	(16,379)	—	—	—	(16,379)
Change in cash overdraft	17,968	(574)	—	—	17,394
Intercompany	(33,756)	37,721	(3,965)	—	—

Net cash provided by (used in) financing activities	113,788	27,448	(6,110)	—	135,126

CHANGE IN CASH	$—	$(3,345)	$(1,757)	$—	$(5,102)
Cash — Beginning of period	—	30,182	4,803	—	34,985

Cash — End of period	$—	$26,837	$3,046	$—	$29,883

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the quarter ended December 31, 2007 (“current quarter”) of $1 billion compared to $787 million for the quarter ended December 31, 2006 (“prior year quarter”). Net sales increased by 28% in the current quarter driven by the impact of current and prior year acquisitions and strong same-store sales growth. Acquisitions accounted for 21% of the overall sales growth, primarily driven by the two Linde acquisitions, which are described below. Base business sales momentum continued in the current quarter generating same-store sales growth of 7%, with volume contributing slightly more than price. Higher sales volumes resulted from the strong non-residential construction and energy environment, the continued success of the Company’s strategic product growth initiatives and the continued moderate growth in the industrial economy. Sales growth related to pricing reflected gas price increases implemented in April and December 2007. The operating income margin expanded 100 basis points to 11.8% in the current quarter compared to 10.8% in the prior year quarter. The operating income margin improvement reflects strong operating leverage on sales growth. Net earnings per diluted share grew 68% to $0.67 in the current quarter versus $0.40 in the prior year quarter. The current quarter included a one-time $0.01 per diluted share tax benefit related to a change in Texas state tax law and $0.01 per diluted share of integration expense primarily related to the U.S. packaged gas operations of Linde AG (“Linde Packaged Gas”) acquisition. The prior year quarter included an after tax charge of $7.9 million, or approximately $0.10 per diluted share, on the early extinguishment of debt associated with the refinancing of the 9.125% senior subordinated notes.
Acquisitions
     The financial results for the three and nine month periods ended December 31, 2007 reflect the impact of current and prior year acquisitions. The most significant of these acquisitions were the March 9, 2007 acquisition of the divested U.S. bulk gas assets of Linde AG (“Linde Bulk Gas”) for $495 million in cash and the June 30, 2007 Linde Packaged Gas acquisition for $310 million in cash. The Linde Bulk Gas acquisition included eight air separation plants and related bulk gas business with about 300 employees. The acquired business produces and distributes oxygen, nitrogen and argon and generated $176 million in revenues during calendar year 2006. With the acquisition of these assets, the Company formed a new business unit, Airgas Merchant Gases (“AMG”), to manage production, distribution and administrative functions for seven of the air separation plants. One air separation plant was acquired by National Welders Supply Company (“National Welders”). Both AMG and National Welders are reflected in the Company’s “All Other Operations” business segment. Most of the acquired Linde Bulk Gas customers and related service equipment was transferred to existing Distribution business units. AMG principally operates as an internal supplier of bulk oxygen, nitrogen and argon to the business units in the Distribution business segment.
     The June 2007 acquisition of Linde Packaged Gas included 130 locations in 18 states, with more than 1,400 employees. The acquired business is involved in the distribution of packaged gases and related hardgoods. Linde Packaged Gas generated $346 million in revenues during calendar year 2006. Of the 130 locations acquired, 113 locations were merged into the operations of seven regional companies in the Distribution business segment while 17 branches were merged into the operations of National Welders.
     In addition, during the nine months ended December 31, 2007, the Company acquired 14 other businesses and settled holdback liabilities for total cash consideration of $84 million. The businesses acquired generated aggregate annual revenues of approximately $100 million. Including the Linde Packaged Gas acquisition, aggregate annual revenues generated by the businesses acquired during the nine month period ended December 31, 2007 totaled nearly $450 million, resulting in a record year in terms of acquired revenue.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
National Welders Exchange Transaction
     On July 3, 2007, the preferred stockholders of National Welders exchanged their preferred shares of National Welders for 2.47 million shares of Airgas common stock (the “National Welders Exchange Transaction”). Upon the exchange, National Welders, a consolidated joint venture, became a 100% owned subsidiary of Airgas. The nine month period ended December 31, 2007 includes the fiscal second quarter one-time after-tax charge of $2.5 million, or $0.03 per diluted share, as a result of the transaction.
Supply Constraints
     The gas industry is working through supply constraints related to certain gases such as helium, argon and carbon dioxide. There has been some easing with regard to the industry-wide helium shortage, but supply remains tight. Consequently, the market has seen a dramatic increase in helium costs, and balloon applications remain under the heaviest allocations. The Company’s position in argon is also constrained, but has improved recently, as new sources have eased some of the supply issues and gas production capacity is at its highest during the winter months due to lower ambient air temperatures. The Company believes that it will continue to be able to keep its customers supplied by constantly evaluating and improving product sourcing strategies.
     In some areas of the country, carbon dioxide is also under pressure, as old supply sources have been depleted without being replaced. In October 2007, the Company announced an agreement with Shell Oil to build a 450 ton-per-day plant in Deer Park, Texas, to better serve the Houston and South Texas areas. The Deer Park plant is expected to begin operating by January 2009. The Company also announced a joint marketing alliance with Renew Energy, LLC, Wisconsin’s newest and largest ethanol plant, which will enable Airgas’ carbon dioxide subsidiary to market beverage-grade liquid carbon dioxide co-product from the plant. The Company expects to begin distributing carbon dioxide under the marketing alliance in March 2008. There are other areas with similar needs for carbon dioxide supply, and the Company hopes to be able to identify new sources in those areas soon.
Price Increase
     The Company announced certain price increases effective December 2007. The price increases are in response to the tight supply of gases discussed above as well as higher raw material, energy and labor costs. The effective date of the price increase is designed to keep the Company ahead of the curve with respect to these rising costs.
Strategic Products
      Strategic products include safety products, medical, specialty and bulk gases as well as carbon dioxide and dry ice. The Company has focused on these products over the last decade to broaden its product portfolio and diversify against cyclicality. Many of the strategic products are sold to customers in non-cyclical sectors of the economy, including medical, life sciences, food processing and environmental markets. In addition, some of these products represent a strong cross-selling opportunity within our broad base of existing customers. The Company believes its focus on these strategic products and markets will help to mitigate the impact of a slowing economic environment.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Long-term Goals
     The Company presented new long-term goals at its September 2007 Analysts Meeting and reiterated those goals in its January 29, 2008 earnings teleconference. For fiscal 2011, the Company is targeting over $5 billion in revenues and an operating margin between 13% and 13.5%. These goals reflect the Company’s assumption that same-store sales will grow about 5% annually, driven equally by price and volume. The same-store growth rate is based on the assumption that revenue generated from strategic products will grow between 7% and 10% per year, that core industrial welding-related products will grow between 2% and 4% per year, and that Non-Tech Industrial Production will have an average annual growth rate of approximately 2% during fiscal 2009 through 2011. The Company also expects to acquire $100 million to $150 million in sales per year between 2009 and 2011, representing about 3% in annual sales growth. Capital expenditures are expected to be 5% to 6% of sales for fiscal 2009 through 2011. The Company believes its ability to grow organically, successfully integrate acquisitions, attain operational efficiencies and leverage its infrastructure will be key factors in achieving these goals.
Looking Forward
     Looking forward, the Company expects net earnings for the fourth quarter ending March 31, 2008 to range from $0.71 to $0.73 per diluted share, including an estimated $0.01 per diluted share of integration expense principally from the Linde Packaged Gas acquisition. Accordingly, the Company increased its fiscal 2008 earnings guidance to $2.61 to $2.63 per diluted share, including the $0.03 per share charge related to the National Welders Exchange Transaction, integration expenses from the Linde Packaged Gas acquisition and the $0.01 per diluted share one-time tax benefit related to a change in state tax law. The previously communicated guidance was $2.55 to $2.60 per diluted share. The net earnings estimate for the fiscal 2008 fourth quarter and full-year anticipates consistency in the current sales environment and continued benefit from effective management of costs and pricing.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2006
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 28% to $1 billion in the current quarter compared to the prior year quarter driven by acquisition growth of 21% and strong same-store sales growth of 7%.  Same-store sales growth reflected volume growth, pricing initiatives, and strategic product sales gains, driven by the continued strength of the energy, infrastructure construction and industrial markets served by the Company. Volume gains were slightly higher than price gains with regard to same-store sales growth. The Company estimates same-store sales growth based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations primarily represent sales from All Other Operations to the Distribution business segment.

	Three Months Ended
Net Sales	December 31,
(In thousands)	2007	2006	Increase
Distribution	$842,741	$665,802	$176,939	27%
All Other Operations	209,542	137,053	72,489	53%
Intercompany eliminations	(44,238)	(15,448)	(28,790)

	$1,008,045	$787,407	$220,638	28%

     The Distribution business segment’s principal products include industrial, medical and specialty gases; cylinder and equipment rental; and hardgoods.  Industrial, medical and specialty gases are distributed in cylinders and bulk containers.  Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment.  Hardgoods consist of welding consumables and equipment, safety products, and maintenance, repair and operating (“MRO”) supplies.
     Distribution business segment sales increased 27% compared to the prior year quarter with same-store sales growth of $59 million (8%). Current and prior year acquisitions contributed $118 million principally attributable to the acquired Linde Bulk Gas and Linde Packaged Gas customers that are now served by the Distribution business segment.  The increase in Distribution same-store sales resulted from gas and rent same-store sales growth of 8% and hardgoods same-store sales growth of 7%. The strong same-store sales growth in the Company’s core gas and welding hardgoods business reflected continued broad-based demand from energy and infrastructure construction sectors, which includes projects such as power plants, refineries, pipelines, water treatment plants, bridges and airports. Same-store sales growth was also helped by moderate, but steady, growth in manufacturing sectors, as the falling value of the U.S. dollar has improved export demand for U.S. products.
     The Distribution business segment’s gas and rent same-store sales growth of 8% reflected both price increases and volume growth, which contributed equally to sales growth. Sales growth associated with price increases reflected the April and December 2007 price increases, which were implemented to offset rising costs. Gas and rent same-store sales growth reflects strong growth in sales of strategic gas products, mitigated by lower growth rates of core industrial packaged gases. Sales of strategic gas products increased 11% in the current quarter driven by bulk, medical and specialty gas sales gains.  Bulk gas sales were up 14%, principally driven by volume growth from enhanced production capabilities and expanded geographic market coverage. In addition, the Company’s strong position as a bulk distributor helped increase the number of new bulk customers that were signed.  Medical gas sales posted 9% growth attributable to continued success with the hospital, physician and dental care markets, all of which have strong future growth prospects. Specialty gas sales growth of 10% resulted from the core products of EPA protocol gases, rare gases and specialty gas mixes.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company expects that the bio-tech, life sciences, research and environmental applications will continue to propel specialty gas growth in the future. The Company’s rental welder business with same-store sales growth of over 20% also contributed to rent revenue growth in the current quarter.
     Hardgoods same-store sales growth of 7% was driven by both volume and price gains. Sales of generator machines associated with ice storms that affected certain key markets helped sustain the hardgoods sales momentum in the current quarter. Absent the generator machines sales, the pace of hardgoods sales growth slowed slightly in the month of December 2007. Same-store sales of safety products grew 9% in the current quarter reflecting continued underlying demand for these products by core welding customers and effective cross-selling of safety products to new and existing customers. Radnor® private-label products also contributed to hardgoods sales growth as these products were introduced into the stores recently acquired with the Linde Packaged Gas acquisition.
     The All Other Operations business segment consists of the Company’s Gas Operations Division, AMG and National Welders. The Gas Operations Division produces and distributes certain gas products, principally carbon dioxide, dry ice, nitrous oxide, specialty gases, anhydrous ammonia, refrigerants and related supplies, services and equipment. AMG was formed in the fourth quarter of fiscal 2007 with the acquisition of the Linde Bulk Gas business to manage production, distribution and administrative functions for the acquired air separation plants. AMG principally acts as an internal wholesale supplier to the Distribution business segment. The business units in the Distribution business segment manage the customer relationships and bill the new bulk gas customers and, accordingly, the majority of the operating profits related to the business are reported in the Distribution business segment. National Welders is a producer and distributor of industrial, medical and specialty gases and hardgoods based in Charlotte, North Carolina. The All Other Operations business segment sales increased 53% compared to the prior year quarter resulting from acquisitions and same-store sales growth. Acquisitions contributed 44% to the segment’s sales growth, which was primarily driven by $27 million of sales contributed by AMG. AMG sales to the Distribution business segment also drove much of the increase in intercompany sales, which are eliminated in consolidation. The addition of National Welders’ portion of the acquired Linde Packaged Gas business also contributed sales of $17 million. Same-store sales growth of 9% was driven by strong sales growth in anhydrous ammonia and carbon dioxide. The food processing, food service, pharmaceutical and biotech industries helped generate sales growth of carbon dioxide. In addition, carbon dioxide sales were driven higher by surcharges levied to offset higher costs incurred by the Company due to third-party and Company plant outages incurred during the quarter.
Gross Profits
     Gross profits do not reflect depreciation expense and distribution costs.  The Company reflects distribution costs as an element of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment in the Consolidated Statement of Earnings line item “Depreciation.”  Other companies may report certain or all of these costs as elements of their Cost of Products Sold and, as such, the Company’s gross profits discussed below may not be comparable to those of other entities.
     Gross profits increased 29% principally from acquisitions and sales growth. The gross margin in the current quarter increased 40 basis points to 52.4% compared to 52% in the prior year quarter, with the increase driven primarily by a favorable shift in product mix toward higher-margin gas as well as the impact of pricing.

	Three Months Ended
Gross Profit	December 31,
(In thousands)	2007	2006	Increase
Distribution	$421,436	$335,851	$85,585	25%
All Other Operations	106,792	73,404	33,388	45%

	$528,228	$409,255	$118,973	29%

     The Distribution business segment’s gross profits increased 25% compared to the prior year quarter.  The Distribution business segment’s gross margin was 50% versus 50.4% in the prior year quarter, a decline of 40

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
basis points reflecting a shift within gas toward lower-margin bulk gases due to the Linde Bulk Gas acquisition and related segment wholesale transfer pricing from AMG, partially offset by a favorable shift in product mix toward gas and rent.  Gas and rent as a percentage of the Distribution business segment’s sales was 54.4% in the current quarter as compared to 52.8% in the prior year quarter, with the shift primarily driven by gas sales from the Linde Bulk Gas acquisition.
     The All Other Operations business segment’s gross profits increased 45% primarily from acquisitions. The Linde Bulk Gas acquisition in March 2007, which became AMG, and National Welders’ portion of the Linde Packaged Gas acquisition contributed gross profit growth of 37%. The remaining gross profit growth of 8% was driven by carbon dioxide and anhydrous ammonia sales growth. The segment’s gross margin declined 260 basis points to 51% in the current quarter from 53.6% in the prior year quarter due to the addition of the newly formed AMG, which has lower gross margins than the other businesses in the All Other Operations business segment. AMG principally acts as an internal wholesale supplier of bulk gases to business units in the Distribution business segment. Rising costs for specialty gases and ammonia also pressured margins.
Operating Expenses
     Selling, distribution and administrative (“SD&A”) expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.
     As a percentage of net sales, SD&A expense decreased 40 basis points to 35.9% compared to 36.3% in the prior year quarter reflecting improved cost leverage and effective cost management. SD&A expenses increased $76 million (26%) primarily from operating costs associated with businesses acquired and higher variable expenses associated with the growth in sales volumes. Acquisitions contributed estimated incremental SD&A expenses of approximately $52 million in the current quarter, including $2 million of integration expense primarily related to the Linde Packaged Gas acquisition. The integration of the Linde Packaged Gas acquisition is progressing well and on schedule. The increase in SD&A expense attributable to factors other than acquisitions was primarily due to an increase in salaries and wages and distribution-related expenses.  The increase in salaries and wages reflected increased operational headcounts, wage inflation, and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand.  The increase in distribution expenses was attributable to higher fuel and vehicle repair and maintenance costs. Higher fuel and maintenance costs were related to the increase in miles driven to support sales growth. Average diesel fuel prices were also higher versus the prior year quarter.
     Depreciation expense of $43 million increased $8 million (24%) compared to the prior year quarter.  Acquired businesses contributed depreciation expense of approximately $7 million, net of a $1.7 million decrease of depreciation expense resulting from the reduction in the amounts allocated to plant and equipment, principally related to Linde Bulk Gas.  The remainder of the increase primarily reflects current and prior year’s capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores.  Amortization expense of $5 million was $2 million higher than the prior year quarter reflecting a $900 thousand adjustment increasing amortization expense associated with higher revised fair values for customer lists principally associated with Linde Bulk Gas. Amortization expense in the current quarter was also driven higher by customer lists and non-compete agreements associated with recent acquisitions.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Income
     Operating income increased 39% in the current quarter driven by higher sales levels and margin improvement.  The operating income margin increased 100 basis points to 11.8% compared to 10.8% in the prior year quarter. The operating income margin improvement reflects continued operating profit leverage on sales growth, the realization of benefits from operational efficiency programs and effective management of costs and expenses.

	Three Months Ended
Operating Income	December 31,
(In thousands)	2007	2006	Increase
Distribution	$94,625	$66,639	$27,986	42%
All Other Operations	23,850	18,691	5,159	28%

	$118,475	$85,330	$33,145	39%

     Operating income in the Distribution business segment increased 42% in the current quarter.  The Distribution business segment’s operating margin increased 120 basis points to 11.2% compared to 10% in the prior year quarter. Margin improvement was driven by strong flow-through from sales growth and effective cost leverage across the Distribution business segment’s infrastructure. Integration costs primarily related to the Linde Packaged Gas business diluted the operating income margin by 20 basis points.
     Operating income in the All Other Operations business segment increased 28% compared to the prior year quarter.  The increase in operating income was driven by the addition of newly formed AMG to the segment and the addition of National Welders’ portion of the Linde Packaged Gas acquisition. The segment’s operating income margin of 11.4% was 220 basis points lower than the operating income margin of 13.6% in the prior year quarter.  AMG principally acts as an internal wholesale supplier of bulk gases to the Distribution business segment. AMG’s internal transfer pricing was responsible for approximately half of the operating income margin decline of the All Other Operations business segment. The remaining decline in the operating income margin was primarily due to margin pressure associated with the anhydrous ammonia business.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $28 million representing an increase of 50% compared to the prior year quarter.  The increase resulted from higher average debt levels associated with acquisitions and a larger securitization program, partially offset by lower weighted-average interest rates related to the Company’s variable rate debt instruments and the refinancing of the 9.125% senior subordinated notes in the prior year quarter.
     The Company participates in a securitization agreement with three commercial banks to sell up to $360 million of qualifying trade receivables.  During the current quarter, the Company increased the maximum amount of receivables that may be sold under the securitization agreement from $285 million to $360 million. The amount of receivables sold under the agreement was $360 million at December 31, 2007 versus $264 million at March 31, 2007.  Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities.  The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale.  The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Loss on Debt Extinguishment
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes at a premium of 104.563% with borrowings under the Company’s revolving credit facility. In conjunction with the redemption, the Company recognized a charge on the early extinguishment of debt of $12.1 million ($7.9 million after tax), or approximately $0.10 per diluted share. The charge related to the redemption premium and the write-off of unamortized debt issuance costs.
Income Tax Expense
     The effective income tax rate was 37.7% of pre-tax earnings in the current quarter compared to 40.2% in the prior year quarter. The lower tax rate in the current quarter reflects a one-time tax benefit of $1.3 million resulting from a change in the Texas state income tax law. The Company expects the overall effective tax rate for fiscal 2008 to be between 39% and 39.5% of pre-tax earnings. The prior year quarter tax rate reflects the absence of state tax benefits associated with the loss on the extinguishment of debt.
Net Earnings
     Net earnings were $56.8 million, or $0.67 per diluted share, compared to $32.5 million, or $0.40 per diluted share, in the prior year quarter. The current quarter included $0.01 per diluted share of integration expense primarily associated with the Linde Packaged Gas acquisition and a one-time $0.01 per diluted share tax benefit related to a change in state tax law. The prior year quarter included a charge of approximately $0.10 per diluted share from the early extinguishment of debt.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: NINE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2006
STATEMENT OF EARNINGS COMMENTARY
Net Sales
     Net sales increased 25% in the nine months ended December 31, 2007 (“current period”) compared to the nine months ended December 31, 2006 (“prior year period”) reflecting sales growth contributed by acquisitions of 18% and strong same-store sales growth of 7%. Same-store sales growth reflected volume growth, pricing initiatives and strategic product sales gains, driven by the continued strength of the energy and non-residential construction markets, and moderate growth of the industrial markets served by the Company. Volume gains were slightly higher than price gains with regard to same-store sales growth.

	Nine Months Ended
Net Sales	December 31,
(In thousands)	2007	2006	Increase
Distribution	$2,440,143	$1,972,382	$467,761	24%
All Other Operations	608,523	424,909	183,614	43%
Intercompany eliminations	(118,239)	(46,101)	(72,138)

	$2,930,427	$2,351,190	$579,237	25%

     Distribution business segment sales increased 24% compared to the prior year period with same-store sales growth of $162 million (7%). Current and prior year acquisitions contributed $306 million, three-quarters of which were attributable to the Linde Bulk Gas and Linde Packaged Gas customers that are now served by the Distribution business segment.  The increase in Distribution same-store sales resulted from gas and rent same-store sales growth of 8% and hardgoods same-store sales growth of 7%. The strong same-store sales growth in the Company’s core gas and welding business reflected continued broad-based demand from energy and non-residential construction sectors, as well as moderate growth in manufacturing sectors.
     The Distribution business segment’s gas and rent same-store sales growth was 8% with price and volume contributing equally. Sales growth associated with price increases reflected the April and December 2007 price increases, which were implemented to offset rising costs. Sales of strategic gas products increased 11% in the current period driven by bulk, medical and specialty gas sales gains.  Bulk gas sales volumes were up as the Company’s strong position as a bulk distributor helped increase the number of new bulk customers that were signed.  Medical gas sales growth was attributable to continued success in the hospital sector and the popularity of the Walk-O2-Bout® medical cylinder program.  Specialty gas sales growth resulted from the core business of EPA protocol gases, rare gases and specialty gas mixes. Rental revenues benefited from the Company’s rental welder business, which generated 23% same-store sales growth in the current period. Hardgoods same-store sales growth of 7% was driven by both price and volume gains. Safety products contributed to sales growth with same-store sales of 9% in the current period, which was partially offset by lower sales growth of other hardgoods products.
     The All Other Operations business segment’s sales increased 43% compared to the prior year period resulting from acquisitions and same-store sales growth. Acquisitions contributed 37% to the segment’s sales growth, which was primarily driven by $88 million of AMG sales. AMG sales to the Distribution business segment also drove much of the increase in intercompany sales, which are eliminated in consolidation. The addition of National Welders’ portion of the acquired Linde Packaged Gas business contributed sales of $32 million. Same-store sales growth of 6% was driven by strong sales growth in carbon dioxide, dry ice, and anhydrous ammonia. Sales of dry ice and liquid carbon dioxide were strong contributors to the sales growth in the current period reflecting success in the food processing and industrial carbon dioxide markets and the Company’s nationwide network of Penguin dry ice retail locations.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Gross Profits
     Gross profits increased 27% principally from sales growth and acquisitions.  The gross margin in the current period increased 90 basis points to 52.1% compared to 51.2% in the prior year period, with the increase driven primarily by a favorable shift in product mix toward higher-margin gas and pricing.

	Nine Months Ended
Gross Profit	December 31,
(In thousands)	2007	2006	Increase
Distribution	$1,217,312	$981,078	$236,234	24%
All Other Operations	309,766	222,364	87,402	39%

	$1,527,078	$1,203,442	$323,636	27%

     The Distribution business segment’s gross profits increased 24% compared to the prior year period.  The Distribution business segment’s gross margin was 49.9% versus 49.7% in the prior year period, with the 20 basis points increase reflecting a favorable shift in product mix toward gas and rent offset somewhat by a shift within gas toward lower-margin bulk gases due to the Linde Bulk Gas acquisition.  Gas and rent as a percentage of the Distribution business segment’s sales was 54% in the current period as compared to 52% in the prior year period, with the shift primarily driven by gas sales from the Linde Bulk Gas acquisition.
     The All Other Operations business segment’s gross profits increased 39% primarily from acquisitions. Gross profit growth of 33% from acquisitions was principally due to AMG and the addition of National Welders’ portion of the Linde Packaged Gas acquisition. The remaining gross profit growth of 6% was primarily driven by strong sales growth of carbon dioxide and dry ice.  The segment’s gross margin declined 140 basis points to 50.9% in the current period from 52.3% in the prior year period primarily due to the addition of the newly formed AMG, which has lower gross margins than the other businesses in the All Other Operations business segment. AMG principally acts as an internal wholesale supplier of bulk gases to business units in the Distribution business segment.
Operating Expenses
     As a percentage of net sales, SD&A expense decreased 50 basis points to 35.5% compared to 36% in the prior year period reflecting improved cost leverage and effective cost management. SD&A expenses increased $195 million (23%) primarily from operating costs of acquired businesses and higher variable expenses associated with the growth in sales volumes. Acquisitions contributed estimated incremental SD&A expenses of approximately $135 million in the current period, including integration expenses of $8 million principally related to the Linde Packaged Gas acquisition. The increase in SD&A expense attributable to factors other than acquisitions was $60 million, or an increase of 7%, primarily due to salaries and wages and distribution-related expenses.  The increase in salaries and wages reflected increased operational headcounts, wage inflation, and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand.  The increase in distribution expenses was attributable to higher fuel and vehicle repair and maintenance costs. Higher fuel and maintenance costs were related to the increase in miles driven to support sales growth. Average diesel fuel prices were also higher versus the prior year period.
     Depreciation expense of $130 million increased $27 million (27%) compared to the prior year period.  Acquired businesses contributed depreciation expense of approximately $20 million.  The remainder of the increase primarily reflects current and prior year’s capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores.  Amortization expense of $12 million was $5 million higher than the prior year period driven by the amortization of customer lists and non-compete agreements associated with acquisitions.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Operating Income
     Operating income increased 39% in the current period driven by higher sales levels and margin improvement.  Improved cost leverage on sales growth resulted in a 120 basis point increase in the operating income margin to 11.8% compared to 10.6% in the prior year period. Integration costs principally associated with the Linde Packaged Gas acquisition reduced the operating income margin by approximately 30 basis points.

	Nine Months Ended
Operating Income	December 31,
(In thousands)	2007	2006	Increase
Distribution	$275,440	$190,943	$84,497	44%
All Other Operations	69,661	57,556	12,105	21%

	$345,101	$248,499	$96,602	39%

     Operating income in the Distribution business segment increased 44% in the current period.  The Distribution business segment’s operating margin increased 160 basis points to 11.3% compared to 9.7% in the prior year period. Operating income margin improvement was driven by continued operating profit leverage on sales growth and effective management of costs and pricing. Integration costs primarily related to the Linde Packaged Gas acquisition reduced the operating income margin by approximately 30 basis points.
     Operating income in the All Other Operations business segment increased 21% compared to the prior year period.  The increase in operating income was driven by the addition of the newly formed AMG to the segment and strong business momentum at National Welders, including the addition of its portion of the Linde Packaged Gas acquisition. The segment’s operating income margin of 11.4% was 210 basis points lower than the operating income margin of 13.5% in the prior year period.  AMG principally acts as an internal wholesale supplier of bulk gases to the Distribution business segment. AMG’s internal transfer pricing was responsible for 160 basis points of the operating income margin decline of the All Other Operations business segment. Another factor contributing to the decline was the addition of the National Welders portion of the Linde Packaged Gas acquisition and its related integration expense.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $81 million representing an increase of 51% compared to the prior year period. The increase primarily resulted from higher average debt levels associated with acquisitions.
Loss on Debt Extinguishment
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes at a premium of 104.563% with borrowings under the Company’s revolving credit facility. In conjunction with the redemption, the Company recognized a charge on the early extinguishment of debt of $12.1 million ($7.9 million after tax), or approximately $0.10 per diluted share. The charge related to the redemption premium and the write-off of unamortized debt issuance costs.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense
     The effective income tax rate was 38.8% of pre-tax earnings in both the current and prior year periods. The current and prior year periods include tax benefits of $1.3 million and $1.8 million, respectively, associated with a change in the Texas state income tax law. The prior year tax benefit resulted from the initial calculation of the tax benefit and the current year tax benefit was based on additional information issued by the state of Texas. The tax benefits reflect the reduction of deferred tax liabilities previously established for temporary differences under the prior state tax law. The prior year tax rate reflects the absence of state tax benefits associated with the loss on the extinguishment of debt. The Company expects the overall effective tax rate for fiscal 2008 to be between 39% and 39.5% of pre-tax earnings.
Net Earnings
     Net earnings for the nine months ended December 31, 2007 were $159 million, or $1.90 per diluted share, compared to $111 million, or $1.37 per diluted share, in the prior year period. The current period included a one-time, non-cash charge of $0.03 per diluted share related to the conversion of National Welders from a joint venture to a wholly owned subsidiary, approximately $0.06 per diluted share of integration expense primarily related to the Linde Packaged Gas acquisition and $0.01 per diluted share tax benefit related to a change in state tax law. The prior year period included a charge of approximately $0.10 per diluted share from the early extinguishment of debt and a $0.02 per diluted share tax benefit from a change in state income tax law.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     Net cash provided by operating activities was $422 million for the nine months ended December 31, 2007 compared to $193 million in the comparable prior year period. Net earnings adjusted for non-cash and non-operating items provided cash of $363 million versus $277 million in the prior year period. Working capital resulted in a use of cash of $36 million versus a use of $79 million in the prior year period. The use of cash for working capital in the current period principally reflects a higher level of inventory to support sales growth and seasonal inventory purchases. In connection with an amendment that expanded the size of the trade receivables securitization program, the Company increased the amount of receivables sold under the program, which provided cash of $96 million in the current period. The cash provided by the securitization program was used to reduce borrowings under the Company’s revolving credit line. Consolidated cash flows provided by operating activities were used to repay debt incurred through the acquisition of businesses, as well as to fund investing activities, such as capital expenditures.
     Net cash used in investing activities totaled $582 million and primarily consisted of cash used for acquisitions and capital expenditures. Cash of $394 million was paid in the current period for 15 acquisitions, including the Linde Packaged Gas acquisition, and holdback settlements. Capital expenditures of $193 million in the current period reflected investments to support the Company’s sales growth initiatives. The Company also continued to invest in its core business through the purchase of cylinders, bulk tanks and rental welders. The Company expects that fiscal 2008 capital expenditures will approximate 7% of net sales.
     Financing activities provided net cash of $178 million, primarily from $162 million in borrowings, net of repayments, under the Company’s portfolio of debt funding sources (see Financial Instruments discussed below).
Dividends
     At the end of June, September and December 2007, the Company paid its stockholders regular quarterly cash dividends of $0.09 per share. On January 28, 2008, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.12 per share, representing a 33% increase from the previous quarterly dividend. The dividend will be payable March 31, 2008 to stockholders of record as of March 13, 2008. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
Financial Instruments
Revolving Credit Borrowings and Term Loan
     The Company maintains a senior credit facility with a syndicate of lenders. The $1.7 billion senior unsecured credit facility (the “Credit Facility”) permits the Company to borrow up to $1,066 million under a U.S. dollar revolving credit line, up to C$40 million (U.S. $40 million) under a Canadian dollar revolving credit line and up to $600 million under two or more term loans. The Company used borrowings under the term loan provision of the Credit Facility to finance the $100 million maturity of its 7.75% medium-term notes on September 15, 2006. The remaining $500 million was used to finance the Linde Bulk Gas acquisition that closed on March 9, 2007. The Credit Facility will mature on July 25, 2011.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As of December 31, 2007, the Company had approximately $1,324 million of borrowings under the Credit Facility: $788 million under the U.S. dollar revolving credit line, C$26 million (U.S. $26 million) under the Canadian dollar revolving credit line and $510 million under the term loan. The term loan is repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments on the term loan are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. The Company also had letters of credit of $35 million issued under the Credit Facility. The U.S. dollar borrowings and the term loan bear interest at the London Interbank Offered Rate (“LIBOR”) plus 75 basis points and the Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 75 basis points. As of December 31, 2007, the average effective interest rates on the U.S. dollar borrowings, the rate on the term loan and the average rate on the Canadian dollar borrowings were 5.73%, 5.58%, and 5.61%, respectively.
     As of December 31, 2007, approximately $243 million remained available under the U.S. dollar revolving credit line and approximately C$14 million (U.S. $14 million) remained available under the Canadian dollar revolving credit line. As of December 31, 2007, the financial covenants of the Credit Facility do not limit the Company’s ability to borrow the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach of covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of a bankruptcy remote special purpose entity, guarantee the U.S. and Canadian borrowings. The Canadian borrowings are also guaranteed by the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on all other debt.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2008, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2007, the Company had an outstanding advance under the agreement of $30 million bearing interest at 5.55%.
     The Company also entered into an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The advances are generally overnight or up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At December 31, 2007, there were no short-term advances outstanding under this agreement.
Senior Subordinated Notes
     At December 31, 2007, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have an optional redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     The 2004 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. As of December

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
31, 2007, the 2004 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the 100% owned domestic guarantors under the revolving credit facilities.
Acquisition and Other Notes
     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to vendors or sellers of businesses acquired, which are repayable in periodic installments. At December 31, 2007, acquisition and other notes totaled approximately $31 million with an average interest rate of approximately 6% and a weighted average maturity of approximately 2 years.
Refinancing of National Welders Debt
     Effective July 3, 2007, the Company amended its Credit Facility to increase the size of its U.S. dollar revolving credit line by $100 million to $1,066 million. As discussed in Note 11 to the Consolidated Financial Statements included under Item 1, “Financial Statements,” National Welders became a 100% owned subsidiary of the Company on July 3, 2007. Concurrently, National Welders’ debt of $87.5 million was refinanced by the Company under the expanded U.S. dollar revolving credit line.
Trade Receivables Securitization
     The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to sell up to $360 million of qualifying trade receivables. The receivables are funded through the issuance of highly rated commercial paper through bank conduits. The commercial paper is normally issued to coincide with the monthly settlement dates provided for in the Agreement.  Since the onset of the recent issues affecting the credit markets, most notably in the asset-backed commercial paper market, the Company has not experienced any funding interruption as it relates to its securitization program. The Company has been advised that its bank conduits have minimal or no exposure to subprime mortgage assets and, therefore, anticipates that it will continue to obtain funding through its bank conduits.
     The Agreement expires in March 2010, but may be renewed subject to provisions contained in the Agreement. During the nine months ended December 31, 2007, the Company sold $2,737 million of trade receivables and remitted to the bank conduits, pursuant to a servicing agreement, $2,641 million in collections on those receivables. The net proceeds were used to reduce borrowings under the Company’s revolving credit facilities. The amount of receivables sold under the Agreement was $360 million at December 31, 2007 and $264 million at March 31, 2007.
Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. At December 31, 2007, the Company had nineteen fixed interest rate swap agreements with a notional amount of $602 million. These swaps effectively convert $602 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At December 31, 2007, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.94% and receive variable interest payments from the counterparties based on a weighted average variable rate of 4.99%. The remaining terms of each of these swap agreements range from 5 to 33 months. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As of December 31, 2007, the Company’s ratio of fixed to variable rate debt was 41% fixed to 59% variable, including the effect of the interest rate swap agreements and the trade receivables securitization. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at December 31, 2007, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase by approximately $3 million.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations and Off-Balance Sheet Arrangements
     The following table presents the Company obligations and off-balance sheet arrangements as of December 31, 2007.

(In thousands)		Payments Due by Period
					More than 5
Contractual and Off-Balance Sheet		Remainder of	1 to 3 Years	3 to 5 Years	Years
Obligations	Total	fiscal 2008 (a)	(a)	(a)	(a)

Obligations reflected on the December 31, 2007 Consolidated Balance Sheet:

Long-term debt (1)	$1,534,455	$5,594	$160,408	$1,216,479	$151,974
Estimated interest payments on long-term debt (2)	300,050	22,013	160,577	95,755	21,705
Estimated payments on interest rate swap agreements (3)	10,026	1,514	7,935	577	—
Non-compete agreements (4)	16,349	607	6,449	4,070	5,223

Off-balance sheet obligations as of December 31, 2007:
Operating leases (5)	215,776	45,622	96,044	53,108	21,002
Trade receivables securitization (6)	360,000	—	360,000	—	—
Estimated discount on securitization (7)	39,690	4,410	35,280	—	—
Letters of credit (8)	34,925	150	34,775	—	—
Purchase obligations:
Liquid bulk gas supply agreements (9)	915,966	30,156	220,492	183,400	481,918
Liquid carbon dioxide supply agreements (10)	187,545	4,115	28,521	20,021	134,888
Other purchase commitments (11)	14,535	9,310	5,225	—	—
Construction commitments (12)	56,698	13,100	43,598	—	—

Total	$3,686,015	$136,591	$1,159,304	$1,573,410	$816,710

(a)	The “Remainder of fiscal 2008” column relates to obligations due through March 31, 2008. The “1 to 3 years” column relates to obligations due in fiscal years ending March 31, 2009 and 2010. The “3 to 5 years” column relates to obligations due in fiscal years ending March 31, 2011 and 2012. The “More than 5 years” column relates to obligations due in fiscal years ending March 31, 2013 and beyond.

1)	Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of December 31, 2007. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. Principal payments on the term loan under the Credit Facility are not reflected in the “Remainder of 2008” column above due to the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit line. See Note 9 to the Consolidated Financial Statements under Item 1 for more information regarding long-term debt instruments.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2)	The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of December 31, 2007. The estimated interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods.

3)	Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated receipts in future periods were determined based on forward LIBOR rates as of December 31, 2007. Actual receipts or payments may differ materially from those presented above based on actual interest rates in future periods. At December 31, 2007, the net liability associated with the portfolio of interest rate swap agreements is estimated to increase or decrease by approximately $5 million for every 50 basis point increase or decrease in rates.

4)	Non-compete agreements are obligations of the Company to make scheduled future payments, generally to former business owners, pending their compliance with the terms of the non-compete agreement.

5)	The Company’s operating leases at December 31, 2007 with an original cost of approximately $166 million include fleet vehicles under long-term operating leases. The Company has guaranteed a residual value of approximately $29 million related to its leased vehicles.

6)	The Company participates in a securitization agreement with three commercial banks to sell up to $360 million of qualifying trade receivables. The agreement expires in March 2010, but may be renewed subject to provisions contained in the agreement. Under the securitization agreement, on a monthly basis, trade receivables are sold to the bank conduits through a bankruptcy-remote special purpose entity. Proceeds received from the sale of receivables were used by the Company to reduce its borrowings under its Credit Facility. The securitization agreement is a form of off-balance sheet financing.

7)	The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market interest rates. The estimated discount in future periods is based on receivables sold and interest rates as of December 31, 2007. The actual discount recognized in future periods may differ materially from those presented above based on actual amounts of receivables sold and market rates.

8)	Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, automobile and general liability claims. Letters of credit are issued under the Company’s Credit Facility.

9)	In addition to the gas volumes supplied by the recently formed AMG, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through September 1, 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply at least 35% of the Company’s bulk liquid nitrogen, oxygen and argon requirements, exclusive of the volumes produced by the Company and those purchased under the Linde supply agreements noted below. Additionally, the Company purchases helium under the terms of the supply agreement. Based on the volume of fiscal 2007 purchases, the Air Products supply agreement represents approximately $50 million annually in liquid bulk gas purchases. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2007 purchases.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company also has long-term take-or-pay supply agreements with Linde to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent almost $50 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen and argon from Praxair and Matheson Trigas. The Praxair agreements expire at various times through 2024 and represent approximately $9 million in annual bulk gas purchases. The Matheson Trigas agreements expire at various times through 2010 and represent approximately $3 million in annual bulk gas purchases. The Company has long-term take-or-pay supply agreements with Air Liquide to purchase argon. The agreements expire in 2010 and represent approximately $6 million in annual purchases.

The supply agreements noted above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

10)	The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2007 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

11)	Other purchase commitments primarily include property, plant and equipment expenditures.

12)	Construction commitments represent outstanding commitments to build and operate air separation plants in New Carlisle, IN and Carrollton, KY, and construct a beverage grade liquid carbon dioxide plant in Deer Park, TX, which are expected to be completed in early calendar year 2009.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER
New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements,(“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to the fair value requirements as applicable in other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(revised), Business Combinations,(“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. SFAS 141(R) is effective as of the beginning of the first fiscal year beginning after December 15, 2008 and early adoption is prohibited. The Company will adopt SFAS 141(R) beginning in the first quarter of fiscal 2010. The standard will change the Company’s accounting for business combinations on a prospective basis.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity, rather than as a liability or in the mezzanine section between liabilities and equity. SFAS 160 is effective as of the beginning of the first fiscal year beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the requirements of SFAS 160 and has not yet determined the impact on the consolidated financial statements.
Forward-looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: shortages in supplies and increases in prices of helium, argon and carbon dioxide and the Company’s the ability to identify new sources for such gases; the Company’s expectation that it will be able to keep its customers supplied with helium and argon; the Company’s expectation that it will begin distributing carbon dioxide under the Renew Energy marketing alliance in March 2008; the Company’s focus on strategic products and markets to mitigate the impact of a slowing economic environment and to diversify against cyclicality; the Company’s expectations for revenues, same store sales growth and operating margins for fiscal 2011 and acquisitions, sales growth rate and capital expenditures for 2009 through 2011; the Company’s expectation for net earnings for the fourth quarter ending March 31, 2008 and fiscal 2008; the Company’s ability to effectively raise prices to offset rising costs and maintain margins; the Company’s belief that it can attain operational efficiencies, grow organically, successfully integrate acquisitions and leverage its infrastructure during fiscal years 2009 through 2011; future growth prospects of the hospital, physician and dental care markets; the Company’s expectation that the bio-tech, life sciences, research and environmental applications will propel specialty sales growth in the future; an overall effective income tax rate for fiscal 2008 of 39% to 39.5% of pre-tax earnings; the Company’s expectation that capital expenditures in fiscal 2008 will approximate 7% of net sales; the future payment of dividends; the Company’s ability and intention to refinance principal payments on its outstanding term loan with borrowings under its long-term revolving credit facilities; the Company’s belief that it will continue to obtain funding through its bank conduits associated with its securitization agreement despite recent issues affecting the credit markets; the Company’s ability to manage its exposure to interest rate risk through the use of interest rate swap agreements; the performance of counterparties under interest rate swap agreements; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $3 million; completion of the New Carlisle, IN and Carrollton, KY air separation plants in early calendar 2009; the estimate of future interest payments on the Company’s long-term debt obligations; the estimate of future payments or receipts under interest rate swap agreements; the estimate of future purchase commitments; and the Company’s belief that the minimum product purchases under supply agreements are within the Company’s normal product purchases.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to meet its earnings estimates resulting from lower sales and/or margins than that forecasted by the Company; higher or lower integration expenses than that estimated by the Company; higher or lower overall tax rates in fiscal 2008 than that estimated by the Company resulting from changes in tax reserves and other estimates; increase in debt in future periods and the impact on the Company’s ability to pay and/or grow its dividend; a lack of available financing necessary to invest in growth opportunities and future acquisitions; a decline in demand from markets served by the Company; adverse customer response to the Company’s strategic product sales initiatives; the ability of the Company to meet its targeted goals for 2011; the inability of the Company to identify and obtain operational efficiencies, grow organically and leverage its infrastructure during fiscal years 2009 through 2011; a lack of specialty gas sales growth due to a downturn in certain markets; a negative effect of an economic downturn on strategic product sales and margins; the inability of strategic products to diversify against cyclicality; supply shortages of certain gases and the resulting inability of the Company to meet customer gas requirements; allocations of gases imposed by suppliers; the inability of the Company to identify new sources of gases and improve product sourcing strategies; customers’ acceptance of price increases; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); a rise in product costs and/or operating expenses at a rate faster than the Company’s ability to increase prices; construction issues and other problems that result in a delay in the completion and start-up of new plants; higher or lower capital expenditures than that estimated by the Company; the inability to refinance payments on the term loan due to a lack of availability under the revolving credit facilities; a lack of liquidity in the bank conduits and the resulting impact on funding under the securitization agreement; fluctuations in interest rates; an inability to identify and close future acquisitions; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of management to control costs and expenses; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends as a result of loan covenant restrictions; the inability to manage interest rate exposure; higher or lower interest expense than that estimated by the Company due to changes in debt levels; unanticipated non-performance by counterparties related to interest rate swap agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; changes in customer demand resulting in the inability to meet minimum product purchases under supply agreements; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
regulations, inflation and monetary fluctuations, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
     The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at December 31, 2007. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

(In millions)	3/31/08 (a)	3/31/09	3/31/10	3/31/11	3/31/12	Thereafter	Total	Fair Value

Fixed Rate Debt:
Acquisition and other notes	$5	$8	$10	$4	$1	$2	$30	$30
Interest expense	0.4	1.3	0.7	0.3	0.2	0.2	3.1
Average interest rate	6.10%	6.12%	6.12%	5.92%	6.28%	5.79%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$150	$150	$146
Interest expense	2.3	9.4	9.4	9.4	9.4	21.4	61.3
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

(In millions)	3/31/08 (a)	3/31/09	3/31/10	3/31/11	3/31/12	Thereafter	Total	Fair Value

Variable Rate Debt:
Revolving credit facilities	$—	$—	$—	$—	$814	$—	$814	$814
Interest expense	11.6	46.6	46.5	46.6	15.5	—	166.8
Interest rate (b)	5.72%	5.72%	5.72%	5.72%	5.72%

Term loan (d)	$—	$23	$90	$236	$161	$—	$510	$510
Interest expense	7.2	25.7	20.6	13.4	1.0	—	67.9
Interest rate (b) (d)	5.58%	5.58%	5.58%	5.58%	5.58%

Money market loan	$—	$30	$—	$—	$—	$—	$30	$30
Interest expense	0.4	0.4	—	—	—	—	0.8
Interest rate (b)	5.55%	5.55%

(In millions)	3/31/2008 (a)	3/31/09	3/31/10	3/31/11	3/31/12	Thereafter	Total	Fair Value

Demand Notes	$0.5	$—	$—	$—	$—	$—	$0.5	$0.5
Interest expense	0.01	—	—	—	—	—	0.01
Interest rate	5.35%

Interest Rate Swaps:
19 swaps (receive variable) pay fixed
Notional amounts	$—	$100	$377	$125	$—	$—	$602	$10
Swap payments (receipts)	1.5	5.5	2.5	0.5	—	—	10.0
$602 million notional amount
Variable forward receive rate = 3.87%
Weighted average pay rate = 4.94%

Other Off-Balance Sheet
LIBOR-based agreement (c):
Trade receivables securitization	$—	$—	$360	$—	$—	$—	$360	$360
Discount on securitization	4.4	17.6	17.6	—	—	—	39.6

(a) March 31, 2008 financial instrument maturities and interest expense relate to the period of January 1, 2008 through March 31, 2008.
(b) The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on the U.S. dollar revolving credit line and the Canadian dollar portion of the credit line. The variable interest rates on the U.S. dollar revolving credit line are based on a spread over LIBOR applicable to each tranche under the U.S. credit line. The average of the variable interest rates on the Canadian dollar portion of the Credit Facility is based on a spread over Canadian Bankers’ Acceptances applicable to each tranche under the Canadian credit line. The variable interest rate on the term loans is based on LIBOR as of September 30, 2007. The amount, term and interest rate of a money market loan are established through mutual agreement with the financial institution when the Company requests such a loan.
(c) The trade receivables securitization agreement expires in March 2010, but may be renewed subject to renewal provisions contained in the agreement.
(d) The notes to the Consolidated Financial Statements reflect the term loan principal payments due through December 31, 2008 as long-term based on the Company’s ability and intention to refinance those principal payments with its revolving credit line. Estimated interest payments on the term loan reflect the amortization of the term loan principal for each period presented.
Limitations of the tabular presentation
     As the table incorporates only those interest rate risk exposures that exist as of December 31, 2007, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
Foreign Currency Rate Risk
     Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Changes in Internal Control
     There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.
Item 6. Exhibit Listing
     The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

AIRGAS, INC.		AIRGAS EAST, INC.
(Registrant)		AIRGAS GREAT LAKES, INC.
AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
BY:	/s/ Thomas M. Smyth	AIRGAS SOUTH, INC.
	Thomas M. Smyth	AIRGAS GULF STATES, INC.
	Vice President & Controller	AIRGAS MID SOUTH, INC.
	(Principal Accounting Officer)	AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA
& NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

BY:	/s/ Thomas M. Smyth

Thomas M. Smyth Vice President (Principal Accounting Officer)
DATED: February 11, 2008